Form 10-Q
period 2026-06-30
Ace Green Recycling, Inc.
filed 2026-09-28
CIK 2065462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-286836-01

Ace Green Recycling Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2478384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Hughes Landing Boulevard, Floor 11, The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(281) 217-4431

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 25, 2026 there were 1,363,816 shares of the registrant’s common stock outstanding.

ACE GREEN RECYCLING INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACE Green Recycling Inc.
Unaudited condensed consolidated interim balance sheets
(In USD thousands, except share and per share data)

	As of June 30, 2026	As of March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$1,437	$473
Accounts receivable, net of allowance for expected credit losses of $7 and $6	968	1,635
Inventories	584	728
Deferred offering costs	1,014	988
Prepayments	2,657	1,466
Other current assets	994	469
Total current assets	7,654	5,759

Non-current assets
Property, plant, and equipment, net of accumulated depreciation of $553 and $542	990	991
Intangible assets, net of accumulated amortization of $11 and $11	1	1
Operating lease right-of-use asset	744	777
Total non-current assets	1,735	1,769
Total assets	$9,389	$7,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,663	$3,904
Short-term debt	335	155
Current portion of long-term debt	1,645	1,159
Current portion of operating lease liability	167	169
Simple Agreements for Future Equity (“SAFEs”)	—	25,210
Convertible notes	—	33,260
Deferred revenue	1,510	467
Employee benefits payable	8	9
Federal and other taxes on income	31	12
Other current liabilities	906	529
Total current liabilities	8,265	64,874

Non-current Liabilities
Long-term debt	371	681
Non-current portion of operating lease liability	635	657
Total non-current liabilities	1,006	1,338
Total liabilities	9,271	66,212

Commitments and contingencies (see Note 16)

Stockholders’ equity (deficit)
Common stock ($0.0001 par value, 2,000,000 authorized shares; issued and outstanding 1,243,795 and 912,584 shares as of June 30, 2026 and March 31, 2026, respectively)	—	530
Convertible securities	—	936
Additional paid-in capital	61,628	3,520
Accumulated deficit	(61,338)	(63,512)
Accumulated other comprehensive loss	(172)	(158)
Total stockholders’ equity (deficit)	118	(58,684)
Total liabilities and stockholders’ equity	$9,389	$7,528

The accompanying notes are an integral part of the consolidated financial statements.

ACE Green Recycling Inc.
Unaudited condensed consolidated interim statements of operations
(In USD thousands, except share and per share data)

	Three months ended June 30,
	2026	2025
Net sales	$9,658	$4,830
Cost of sales (exclusive of depreciation and amortization expense shown separately below)	9,443	4,801
Research and development expense	42	99
Selling, general, & administrative expenses	1,899	1,450
Depreciation and amortization expense	16	24
Loss from operations	(1,742)	(1,544)

Other income (expense)
Change in fair value of SAFEs	(789)	(1,938)
Gain on extinguishment of convertible notes and SAFEs	2,425	—
Loss on extinguishment of debt	(24)	—
Interest income	3	2
Interest expense	(189)	(133)
Other income	78	52
Fair value gain (loss) on derivatives	2,478	21
Income (loss) before income taxes	2,240	(3,540)
Income tax expense (benefit)	19	—
Net income (loss)	$2,221	$(3,540)

Net income (loss) per common share
Basic	$2.43	$(3.89)
Diluted	$(0.74)	$(3.89)

The accompanying notes are an integral part of the consolidated financial statements.

ACE Green Recycling Inc.
Unaudited condensed consolidated interim statements of comprehensive income (loss)
(In USD thousands, except share and per share data)

	Three months ended June 30,
	2026	2025
Net income (loss)	$2,221	$(3,540)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(14)	(14)
Other comprehensive loss	(14)	(14)
Comprehensive income (loss)	$2,207	$(3,554)

The accompanying notes are an integral part of the consolidated financial statements.

ACE Green Recycling Inc.
Unaudited condensed consolidated interim statements of stockholders’ equity (deficit)
(In USD thousands, except share and per share data)

	Common stock		Convertible	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	securities #	capital	deficit	loss	equity (deficit)
Balance as of April 1, 2026	912,584	$530	$936	$3,520	$(63,512)	$(158)	$(58,684)
Reclassification of paid-in capital*	—	(530)	—	530	—	—	—
Common stock issued	54	—	—	10	—	—	10
Net income	—	—	—	—	2,221	—	2,221
Other comprehensive loss, net	—	—	—	—	—	(14)	(14)
Interest on convertible securities	—	—	47	—	(47)	—	—
Issuance of common stock upon exercise of stock options	45,000	—	—	—	—	—	—
Issuance of common stock upon conversion of long-term debt	1,323	—	—	243	—	—	243
Issuance of common stock upon conversion of convertible notes	165,281	—	—	30,350	—	—	30,350
Issuance of common stock upon conversion of SAFEs	113,690	—	—	25,821	—	—	25,821
Issuance of common stock upon conversion of convertible securities	5,863	—	(983)	983	—	—	—
Stock-based compensation	—	—	—	171	—	—	171
Balance as of June 30, 2026	1,243,795	$—	$—	$61,628	$(61,338)	$(172)	$118
Balance as of April 1, 2025	909,366	530	852	2,206	(53,821)	(79)	(50,312)
Common stock issued	—	—	—	—	—	—	—
Net loss	—	—	—	—	(3,540)	—	(3,540)
Other comprehensive loss, net	—	—	—	—	—	(14)	(14)
Interest on convertible securities	—	—	21	—	(21)	—	—
Stock-based compensation	—	—	—	164	—	—	164
Balance as of June 30, 2025	909,366	$530	$873	$2,370	$(57,382)	$(93)	$(53,702)

* Represents an immaterial adjustment to reclassify permanent equity between common stock and additional paid-in capital.

# On June 30, 2026, all equity-classified convertible securities were converted into common stock. The conversion was accounted for as a reclassification within stockholders’ equity, with no gain or loss recognized.

The accompanying notes are an integral part of the consolidated financial statements.

ACE Green Recycling Inc.
Unaudited condensed consolidated interim statements of cash flows
(In USD thousands, except share and per share data)

	Three months ended June 30, 2026	Three months ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,221	$(3,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	24
Non-cash lease expense	52	77
Stock-based compensation expense	171	164
Interest and accretion on convertible debt	148	111
Change in fair value of SAFEs	789	1,938
Provision / (reversal) for doubtful accounts receivable	1	(3)
Fair value gain on embedded derivatives	(2,096)	—
Gain on extinguishment of convertible notes and SAFEs	(2,425)	—
Loss on extinguishment of debt	24	—

Changes in operating assets and liabilities:
Accounts receivable	666	1,388
Inventories	144	(115)
Deferred offering costs	(26)	(37)
Prepayments and other current assets	(1,417)	(272)
Accounts payable	(241)	(287)
Deferred revenue	1,043	1,150
Accrued expenses and other liabilities	376	(43)
Federal & other income taxes payable	19	—
Operating lease liabilities	(43)	(69)
Net cash provided by (used in) operating activities	(578)	486

Cash flows from investing activities
Purchase of property and equipment, including capital work-in-progress	(19)	(112)
Issuance of loan	—	(100)
Net cash used in investing activities	(19)	(212)

Cash flows from financing activities:
Proceeds from common stock	10	—
Proceeds from SAFE notes (1)	1,350	495
Proceeds from (repayment of) short-term debt	211	(76)
Proceeds from long-term debt	—	17
Net cash provided by financing activities	1,571	436

Net change in cash and cash equivalents during the period	974	710
Effect of exchange rates on cash and cash equivalents	(10)	(12)
Cash and cash equivalents at the beginning of the period	473	1,592
Cash and cash equivalents at the end of the period	$1,437	$2,290

Supplemental schedule of non-cash investing and financing activities:

Conversion of SAFEs into common stock	$25,821	—
Conversion of convertible notes into common stock	$31,312	—
Conversion of convertible securities into common stock	$983	—
Conversion of long- term debt into common stock	$243	—
Conversion of SAFEs into debt	$1,828	—

Supplemental cash flow information:

Cash paid for interest	$11	$5
Cash paid for income taxes	—	—

(1) The Company entered into a $300 thousand SAFE with an engineering consulting services contractor in exchange for in-kind services. This transaction is not recorded within the $1,350 thousand proceeds received for the three months ended June 30, 2026. Instead, it is recorded as an adjustment to other current assets against the engineering consulting services to be received.

The accompanying notes are an integral part of the consolidated financial statements.

ACE Green Recycling Inc.
Notes to the unaudited condensed consolidated interim financial statements
(In USD thousands, except share and per share data)

Note 1 – Overview

Unless otherwise noted in these consolidated financial statements, any description of "us," "we," or "our," refers to ACE Green Recycling, Inc., a Delaware corporation and its subsidiaries (the "Company"). Financial information in this report is presented in U.S. dollars.

Business

The Company was incorporated on March 03, 2021 and its address is 1725 Hughes Landing Boulevard, The Woodlands, TX 77381, USA. The Company has operations in India, United States, United Kingdom and Singapore.

The Company is in the business of supply chain management of lead and lithium batteries, lead ingots, lithium black mass, lithium, nickel and cobalt salts and also offers sustainable end-of-life solutions through its innovative battery recycling technology platform. The Company has deployed modular, Scope 1 emissions-free recycling plants for lithium-ion and lead-acid batteries used in various industries including electronics, automotive and energy storage. Through its collaboration across the battery ecosystem, the Company aims to create localized circular solutions to retain critical battery materials within countries generating battery waste. There have been no significant changes in the nature of these activities during the three months ended June 30, 2026 and year ended March 31, 2026.

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and risks associated with changes in information technology.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Company has incurred cumulative losses since inception, has an accumulated deficit of $61,338 as of June 30, 2026, and expects to incur additional losses as it continues to develop and commercialize its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance of these financial statements. In the event that the Company does not achieve revenue anticipated in its current operating plan, management has the ability and commitment to reduce operating expenses. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These condensed consolidated interim financial statements of the Company, including the condensed consolidated interim balance sheet as of June 30, 2026, the condensed consolidated interim statements of operations and comprehensive income (loss), condensed consolidated interim statement of stockholders' equity (deficit) and condensed consolidated interim statement of cash flows for the three months ended June 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The condensed consolidated balance sheet as of March 31, 2026, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended March 31, 2026.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position as of June 30, 2026, and the results of operations and cash flows for the three months ended June 30, 2026 and 2025, have been included. Interim results are not necessarily indicative of financial results for a full year or any future years or interim periods.

Principles of consolidation

The consolidated financial statements reflect the account balances and transactions of ACE Green Recycling, Inc. and its subsidiaries. All intercompany transactions and account balances have been eliminated upon consolidation.

Use of estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Significant items subject to such estimates and assumptions include:

(a)    valuation allowances for deferred tax assets,

(b)    valuation and measurement of convertible notes and SAFEs,

(c)    determination of undiscounted future cash flows and recoverability of long-lived assets, and

(d)    the determination of the fair value of stock option grants.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Segment information

The Company has determined that there is one operating and reportable segment based on qualitative and quantitative considerations. The accounting policies of the segment are measured in a manner consistent with that of the consolidated financial statements.

Recently adopted accounting pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation—Stock Compensation (Topic 718). The amendment in this ASU is related to the scope application issue that applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees in return for goods or services. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted this ASU during the three months ended June 30, 2026. The adoption of ASU No. 2024-01 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This provides amendments to the guidance on the measurement of credit losses for accounts receivable and contract assets. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods. The Company adopted this ASU for three months ended June 30, 2026 and has elected to apply the amendments on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The ASU should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of U.S. GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

Note 3 – Inventories

	June 30, 2026	March 31, 2026
Work in progress	$371	$235
Finished goods	31	172
Inventory in third-party warehouse	—	156
Raw materials	140	155
Stores and spares	42	10
	$584	$728

Note 4 – Other current assets

	June 30, 2026	March 31, 2026
Security deposit	$330	$271
Receivables from government authorities*	214	195
Derivative asset	144	1
Other receivables	306	2
	$994	$469

* includes $56 (March 2026: $57) paid under protest to the GST authorities, representing input GST adjusted against a disputed credit.

Note 5 – Property, plant and equipment, net

	June 30, 2026	March 31, 2026
Machinery and equipment	$624	$632
Computers, laptops & IT equipment	170	168
Office & laboratory equipment	42	42
Furniture and fixtures	24	24
Vehicle	1	1
Capital work-in-progress	682	666
Property, plant and equipment, gross	1,543	1,533
Less: Accumulated depreciation	(553)	(542)
Property, plant and equipment, net	$990	$991

Note 6 – Other current liabilities

	June 30, 2026	March 31, 2026
Accrued expenses	$743	$384
Payables to government authorities	35	1
Other liabilities	128	144
	$906	$529

Note 7 – Net sales

a) Net sales

	Three months ended June 30,
	2026	2025
Sale of products	$9,513	$4,830
Sale of services	145	—
	$9,658	$4,830

b) Disaggregated revenue

i. Revenue disaggregated by geography, based on the location of selling entity:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Revenues
Singapore	$7,832	$4,389
India	1,681	441
US	145	—
Net revenue	$9,658	$4,830

ii. Revenue disaggregated by type of product and service:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Sale of products
Lead ingots	$5,956	$3,089
Black mass	3,227	1,438
Lithium batteries	293	278
Lithium Carbonate	—	23
Copper Scrap	37	2

Sale of services
Licensing services	44	—
Engineering service	101	—
Net sales	$9,658	$4,830

c) Contract balances

Revenue recognized for the three months ended June 30, 2026 and June 30, 2025 from amounts included in deferred revenue at the beginning of the period was $467 and $658, respectively.

Note 8 – Other income

	Three months ended June 30, 2026	Three months ended June 30, 2025
Rental income from sublease	$—	$43
Export incentive	1	—
Liabilities written off	57	—
Miscellaneous sale	13	—
Other income	7	9
	$78	$52

Note 9 – Income (loss) per share

	Three months ended June 30, 2026	Three months ended June 30, 2025
Net income (loss)	$2,221	$(3,540)
Interest expense related to convertible notes, net of tax	117	—
Loss on change in fair value of SAFEs	789	—
Gain on extinguishment of convertible notes and SAFEs, net of tax	(1,916)	—
Fair value (gain) or loss on embedded derivatives	(2,096)	—

Diluted net loss	(885)	(3,540)
Weighted average number of common shares, basic	912,634	909,366
SAFEs notes	111,648	—
Convertible notes	165,281	—
Dilutive number of shares	1,189,563	909,366

Basic income (loss) per share	$2.43	$(3.89)
Diluted loss per share (see note below)	$(0.74)	$(3.89)

The following shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Stock options and restricted stock awards	128,041	—
Convertible securities	5,863	—
Total	133,904	—

Note: Adjustments for diluted loss per share were not made for the three months ended June 30, 2025, as they would be anti-dilutive in nature.

Note 10 – Debt

Aggregate amount of maturities on the term loans are as follows:

Remaining maturities through year ended March 31, 2027	$1,613
Year ended March 31, 2028	444
Total	$2,057

Note 11 – Simple Agreements For Future Equity

During the three months ended June 30, 2026 and year ended March 31, 2026, the Company received aggregate gross proceeds of $1,650 and $2,149 respectively, from the issuance of SAFEs.

During the three months ended June 30, 2026, the Company issued SAFEs that provided for mandatory conversion into shares of common stock upon the occurrence of specified events, namely a corporate transaction, merger, qualifying equity financing, initial public offering, or exchange listing. The conversion price was determined based on either a valuation-cap-based price or a discounted price derived from the applicable transaction price, with discount percentages varying by conversion event. Holders could also elect to convert the SAFEs prior to a mandatory conversion event at a price based on the valuation cap. In the event of dissolution prior to conversion, holders were entitled to repayment of the investment amount, ranking pari passu with common stock and junior to any outstanding convertible debt or other indebtedness.

The SAFEs were classified as a liability based on management’s evaluation of the characteristics of the instruments.

(A)	Valuation methodology

The Company had issued SAFEs that include automatic/ optional conversion triggers. Based on the terms affixed to the SAFEs, a scenario-based valuation approach have been considered to estimate the fair value.

The following are the key steps of the valuation approach adopted:

1.	Under this approach, the key possible scenarios based on the contractual features of the SAFEs have been identified.

2.	Under the probable scenario, the expected payoff to SAFE Investors has been modeled based on the contractual rights.

3.	The greater of the equity payoff and cash payoff is selected (as the holder will rationally choose the higher value).

4.	The present value of the expected payoff under each scenario has been computed.

Based on the signed Business Combination Agreement, Management’s confirmation of no competing financing events as per the defined Next Equity Financing, and the explanations mentioned herein earlier, we assigned a 100% probability to the Corporate Transaction scenario.

The Company also had issued SAFEs that include automatic/ mandatory conversion triggers. Based on the terms affixed to the SAFEs, a scenario-based valuation approach has been considered to estimate the fair value.

The following are the key steps of the valuation approach adopted:

1.	Under this approach, the key possible scenarios based on the contractual features of the SAFEs have been identified.

2.	Under the probable scenario, the expected payoff to SAFE Investors has been modeled based on the contractual rights.

3.	The present value of the expected payoff under each scenario has been computed.

Based on the signed Business Combination Agreement, Management’s confirmation of no competing financing events as per the defined Next Equity Financing, and the explanations mentioned herein earlier, we have assigned a 100% probability to the Corporate Transaction scenario.

(B)	Valuation assumptions

The following table summarizes the significant inputs not observable in the market upon which the fair value measurements associated with the SAFEs were determined:

	June 30, 2026	March 31, 2026
Continuous risk-free rate	3.7%	3.7%
Calibration discount rate	25% - 53%	25% - 64%
Life to expiration	0.2 years	0.12 years
Volatility	N.A.	N.A.
Underlying stock/asset price	$183.60	$196.48

Notes to valuation assumptions:

Following the execution of the Business Combination Agreement by and among Athena Technology Acquisition Corp. II (“Athena”), Athena Technology Sponsor II, LLC, a Delaware limited liability company, the Company, and Project Atlas Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of Athena, as amended pursuant to the First Amendment thereto dated as of March 19, 2026 and the Second Amendment thereto dated as of April 18, 2026 (the “Merger Agreement”), the Company updated the valuation methodology used to measure the SAFEs. The Merger Agreement contemplates a concurrent equity financing transaction in connection with the transactions contemplated thereby (the “Business Combination”), based on an agreed pre-money equity valuation with anticipated participation from existing insiders, strategic investors, and institutional investors, subject to closing conditions.

Management’s best estimate of the equity value at conversion is based on the expected transaction price implied by the contemplated financing, which reflects the negotiated pre-money valuation set forth in the Merger Agreement and the expected capitalization at closing. While the Business Combination had not been completed as of the measurement dates, the implied transaction price per share represents a more direct and observable market-based measure of equity value; therefore, expected volatility and simulation were no longer assumed or applied in the valuation for measurement dates after December 4, 2024. As a result, the valuation of the SAFEs for these periods became primarily sensitive to changes in the assumed equity value per share and the expected timing of conversion, rather than to changes in volatility.

(C)	Changes in fair value measurements

Fair value measurements associated with SAFEs were determined based on significant inputs not observable in the market and therefore represent Level 3 measurements within the fair value hierarchy. Increases and decreases in the fair value of the SAFEs may result from updates to assumptions such as the expected timing of conversion, the probability of triggering events, and the equity value per share, as discussed above. Judgment is applied in determining these assumptions at the initial valuation date and at each subsequent reporting period. Changes or updates to these assumptions could have a material impact on the reported fair value of the SAFEs, the change in fair value of the SAFEs, and the results of operations in any given period.

(D)	Conversion of SAFEs into common stock

On June 30, 2026, all the SAFEs holders except one SAFEs holder agreed to convert the SAFEs into common stock of the Company. Immediately prior to conversion, the Company remeasured the SAFE liabilities to fair value and recognized the resulting change in fair value in the statement of operations. Upon conversion, the Company derecognized the SAFE liabilities and recorded the issuance of equity shares within stockholders’ equity, consisting of common stock at par value and additional paid-in capital for the excess amount. Following the conversion, no SAFEs remained outstanding as of June 30, 2026.

(E)	Conversion of SAFE into promissory note

One SAFE holder did not convert its SAFE into equity shares. Instead, the Company and the holder agreed to settle the SAFE through the issuance of a promissory note on June 30, 2026. The Company accounted for the settlement as an extinguishment of the SAFE liability. Immediately prior to settlement, the Company remeasured the SAFE liabilities to fair value and recognized the resulting change in fair value in the statement of operations. Upon settlement the carrying amount of the related SAFE liability was derecognized, the promissory note was recognized as a note payable, and the difference between the carrying amount of the SAFE liability extinguished and the fair value of the promissory note issued was recognized as a gain on extinguishment and presented within “Gain on extinguishment of convertible notes and SAFEs” in the statement of operations. The promissory note has a principal balance of $250 thousand and provides a 15% internal rate of return. Repayment is to be made in equal monthly installments beginning no earlier than 45 days after, and concluding no later than 18 months after, the completion of a business combination with a special purpose acquisition company.

The following table summarizes the changes in fair value of SAFEs at the beginning or end of the periods presented:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Balance at beginning of the period	$25,210	$19,774
Issuance of SAFEs*	1,650	495
Change in fair value of SAFEs loss	789	1,938
Conversion of SAFEs into common stock	(25,821)	—
Settlement of SAFEs through issuance of promissory note	(1,828)	—
Balance at end of the period	$—	$22,207

* During the three months ended June 30, 2026, the Company issued SAFEs for total consideration of $1.650 million, consisting of $1.350 million of cash proceeds and $300 thousand issued in exchange for engineering services.

Note 12 – Convertible notes

	June 30, 2026	March 31, 2026
Convertible notes
Ocean Fund Holdings Pte. Ltd. (see (a) below)	$—	$31,962
AC Fund I, a series of Climate Angels, LP (see (b) below)	—	1,298
Total convertible notes	$—	$33,260

Conversion of convertible notes into common stock

On June 30, 2026, holders of the convertible notes exercised their conversion rights. Immediately prior to conversion, the Company accreted interest on the convertible notes through the conversion date and remeasured the related embedded derivative liabilities to fair value, with the resulting change in fair value recognized in the statement of operations.

Upon conversion, the Company derecognized the carrying amount of the convertible note liabilities, including accrued interest, and the related embedded derivative liabilities. The Company recorded the equity shares issued upon conversion at their fair value within stockholders’ equity, consisting of common stock at par value and additional paid-in capital for the excess amount. The difference between the aggregate carrying amount of the convertible note liabilities and embedded derivative liabilities derecognized and the fair value of the equity shares issued was recognized as a gain or loss on conversion of convertible notes in the statement of operations.

Following the conversions, no convertible notes or related embedded derivative liabilities remained outstanding as of June 30, 2026.

(a) Ocean Fund Holdings Pte. Ltd.

	Three months ended June 30, 2026	Three months ended June 30, 2025
Principal of convertible note at beginning of the period	$5,000	$5,000
Issuance of convertible notes	—	—
Conversion into equity shares	(5,000)
Principal of convertible notes at end of the period	—	5,000

Conversion feature at beginning of the period	25,147	24,372
Fair value gain on embedded derivative	(2,008)	—
Conversion into common stock	(23,139)	—
Conversion feature at end of the period	—	24,372

Debt component at beginning of the period	6,815	6,385
Conversion into common stock	(6,959)	—
Accrued interest expense	144	108
Debt component at end of the period	—	6,493
Total convertible debt at end of the period	$—	$30,865

Fair valuation of embedded derivatives

The Company uses Monte Carlo simulation methodology for valuation of embedded derivatives. For the purpose of valuation, a simulation analysis was undertaken in which 10,000 scenario simulations were assessed for the Company’s equity value. The option payoff of the simulated equity value, minus the exercise value (i.e., outstanding principal + accrued interest), was considered as the holding value of the embedded derivative.

Based on the fully diluted capital structure of the Company and the valuation inputs/parameters mentioned below, the Company has arrived at the fair value of the embedded derivatives.

The assumptions used in the model were as follows:

	June 30, 2026	March 31, 2026
Continuous risk-free rate	N.A.	N.A.
Life of derivative	—	0.1 years
Volatility	N.A.	N.A.
Share price	$183.60	$196.50

Notes to valuation:

Following the execution of the Merger Agreement, the Company updated the valuation methodology used to measure the derivative liability for convertible notes. The Merger Agreement contemplates a concurrent equity financing transaction in connection with the Business Combination, based on an agreed pre-money equity valuation with anticipated participation from existing insiders, strategic investors, and institutional investors, subject to closing conditions.

Management’s best estimate of the equity value at conversion is based on the expected transaction price implied by the contemplated financing, which reflects the negotiated pre-money valuation set forth in the Merger Agreement and the expected capitalization at closing. While the business combination had not been completed as of the measurement dates, the implied transaction price per share represents a more direct and observable market-based measure of equity value; therefore, expected volatility and simulation were no longer assumed or applied in the valuation for measurement dates after December 4, 2024. As a result, the valuation of the derivative liability for these periods became primarily sensitive to changes in the assumed equity value per share and the expected timing of conversion, rather than to changes in volatility.

(b) AC Fund I, a series of Climate Angels, LP

	Three months ended June 30, 2026	Three months ended June 30, 2025
Principal of convertible note at beginning of the period	$151	$151
Issuance of convertible notes	—	—
Conversion into common stock	(151)
Principal of convertible notes at end of the period	—	151

Conversion feature at beginning of the period	1,097	1,012
Fair value gain on embedded derivative	(88)	—
Conversion into common stock	(1,009)	—
Conversion feature at end of the period	—	1,012

Debt component at beginning of the period	201	189
Conversion into common stock	(205)	—
Accrued interest expense	4	3
Debt component at end of the period	—	192
Total convertible debt at end of the period	$—	$1,204

Fair valuation of embedded derivatives

The Company uses Monte Carlo Simulation Method for valuation of embedded derivatives. For the purpose of valuation, a simulation analysis was undertaken in which 10,000 scenario simulations were assessed for the Company’s equity value. The option payoff of the simulated equity value, minus the exercise value (i.e., outstanding principal + accrued interest), was considered as the holding value of the embedded derivative.

Based on the fully diluted capital structure of the Company and the valuation inputs/parameters mentioned below, the Company has arrived at the fair value of the embedded derivatives.

The assumptions used in the model were as follows:

	June 30, 2026	March 31, 2026
Continuous risk-free rate	NA	NA
Life of derivative	0.2 years	0.1 years
Volatility	NA	NA
Share price	$183.60	$196.50

Notes to valuation:

Following the execution of the Merger Agreement, the Company updated the valuation methodology used to measure the derivative liability for convertible notes. The Merger Agreement contemplates a concurrent equity financing transaction in connection with the Business Combination, based on an agreed pre-money equity valuation with anticipated participation from existing insiders, strategic investors, and institutional investors, subject to closing conditions.

Management’s best estimate of the equity value at conversion is based on the expected transaction price implied by the contemplated financing, which reflects the negotiated pre-money valuation set forth in the Merger Agreement and the expected capitalization at closing. While the business combination had not been completed as of the measurement dates, the implied transaction price per share represents a more direct and observable market-based measure of equity value; therefore, expected volatility and simulation were no longer assumed or applied in the valuation for measurement dates after December 4, 2024. As a result, the valuation of the derivative liability for these periods became primarily sensitive to changes in the assumed equity value per share and the expected timing of conversion, rather than to changes in volatility.

Note 13 – Segment and geographical information

The Company’s Chief Executive Officer ("CEO"), as the chief operating decision maker ("CODM"), organizes the Company, manages resource allocations, and measures performance on the basis of one operating segment. The Company evaluates performance based on consolidated net income (loss). The CODM additionally considers forecasted information monthly for net income (loss) when making decisions regarding capital and personnel needs. The CODM reviews information at the consolidated entity level and does not distinguish the principal business or group the operations by geographic locations or use asset or liability information when measuring performance or allocating resources. While the Company’s products are sold across different geographies, all products are managed as one product category under one operating and reportable segment. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage expenses and resource allocation on a consolidated basis, consistent with the Company’s operations and centralized management structure.

The Company does not regularly provide the CODM with more detailed segment expense information beyond what is included in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss). The significant expense categories used to manage operations are those reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss).

See Note 7 for geographical information.

Note 14 – Fair value measurements

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are described below:

Level 1 —	Quoted prices for identical instruments traded in active markets.

Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —

Unobservable inputs that cannot be supported by market activity and that are significant to the fair value of the asset, liability, or equity such as the use of certain pricing models, discounted cash flow models and similar techniques that use significant assumptions. These unobservable inputs reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Fair Value Measurements on a Recurring Basis

The Company’s financial assets (liabilities) measured at fair value on a recurring basis are as follows:

	Significant Other Observable Inputs
As of June 30, 2026	Level 1	Level 2	Level 3
Derivative asset (see Note 15)	$144	$—	$—
Accounts receivable (subject to provisional pricing)	—	43	—

	Significant Other Observable Inputs
As of March 31, 2026	Level 1	Level 2	Level 3
Derivative asset (see Note 15)	$1	$—	$—
Accounts receivable (subject to provisional pricing)	—	58	—
SAFEs (see Note 11)	—	—	(25,210)
Conversion feature of convertible notes (see Note 12)	—	—	(26,244)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2026, and 2025:

	SAFEs	Conversion feature
Balance as of April 1, 2026	$25,210	$26,244
Proceeds from issuances of SAFEs	1,650	—
Change in fair value (gain) loss	789	(2,096)
Conversion of SAFEs into common stock (See Note 11)	(25,821)	—
Settlement of SAFEs through issuance of promissory note (See Note 11)	(1,828)	—
Conversion of convertible debt into common stock (See Note 12)	—	(24,148)
Balance as of June 30, 2026	$—	$—

Balance as of April 1, 2025	$19,774	$25,384
Proceeds from issuances of SAFEs	495	—
Change in fair value	1,938	—
Balance as of June 30, 2025	$22,207	$25,384

The carrying value of cash & cash equivalents, accounts receivable, accounts payable approximate fair value because of their short-term nature. Long-term debt includes promissory notes which have a fixed interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

There were no transfers between levels during the three months ended June 30, 2026 and 2025.

Note 15 – Derivative Instruments

The Company’s derivative commodity instruments principally include commodity futures and options contracts. The Company’s derivatives are not material to the Company’s financial position, results of operations or liquidity. The Company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodity derivative activities. The Company applies fair valuation accounting to commodity transactions to manage the market price risk associated with forecasted sales of commodity.

The Company has also separated the conversion feature (embedded derivative liability) on convertible notes. (see Note 12 for further information)

Derivative instruments measured at fair value as of June 30, 2026 and March 31, 2026, and their classification in the Consolidated Balance Sheets and Consolidated Statements of Operations are as follows:

(a) Consolidated Balance Sheets: Fair value of derivatives

Type of Derivative Contract	Balance Sheet classification	As of June 30, 2026	As of March 31, 2026
Commodity	Derivative asset	$144	$1
Conversion feature on convertible notes (see Note 12)	Derivative liability	$—	$(26,244)

(b) Consolidated Statements of Operations: The effect of derivatives [Gain (Loss)]

Type of Derivative Contract	Statement of Operations classification	Three months ended June 30, 2026	Three months ended June 30, 2025
Commodity (fair value changes)	Fair value gain on derivatives	$383	$21
Commodity (transaction cost)	Selling, general, & administrative expenses	$(20)	$(9)
Conversion feature on convertible notes (fair value changes) (see Note 12)	Fair value gain on derivatives	$2,096	$—

Note 16 – Commitments and contingencies

There are no material commitments or contingent liabilities as of the reporting date.

Note 17 – Subsequent events

Subsequent to June 30, 2026, the Company issued SAFE notes to two investors, raising aggregate gross proceeds of $200 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” or “Ace Green” refer to Ace Green Recycling Inc. and its subsidiaries.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgements and assumptions. We believe that the estimates, judgements and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgements and assumptions are made. These estimates, judgements and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements regarding the plans, strategies and prospects of Ace Green and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements can be identified by words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “strategy,” “will,” “intend,” “may” and other similar expressions or the negative of such words or expressions. Statements in this report concerning (i) Ace Green’s expected future financial position, operating results and changes in the components thereof, business plans including the expected opening of its new facility in Texas, operational capacity, growth and plans and objectives of management and (ii) the expected completion of, costs of and benefits of the Business Combination, as defined below, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting management’s best judgment based upon currently available information. Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which Ace Green is unable to predict or control, that may cause actual results, performance or plans to differ materially from any future results, performance or plans expressed or implied by such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

●	Ace Green has a limited operating history at scale and is developing a flagship and new facility in the United States; scaling up its operations and expansion in the U.S. may carry uncertainties and pose liquidity risks to Ace Green;

●	Ace Green may not be able to secure adequate capital to execute its business plan;

●	If Ace Green is unable to overcome the workforce and engineering challenges arising from scaling up production from its existing capacities, it may not succeed in executing its growth and expansion plans;

●	Successful or timely implementation of our planned U.S. facility may be delayed due to licensing or regulatory issues;

●	A large portion of our profit is derived from a relatively small number of major customers, and our business, financial condition, and results of operations could be materially and adversely affected if our key customers fail to meet their contractual obligations;

●	Prices for recovered materials are subject to global market fluctuations and price instability may negatively impact our financial performance;

●	We rely on third-party vendors for key machineries and failure to acquire and maintain them may adversely disrupt our operations;

●	A decline in green energy adoption may inhibit future recycling opportunities and may result in decreased demand for our products;

●	Our proprietary know-how may be rivaled by competitors, which may erode the technological edge we have established;

●	Unfavorable economic or geopolitical conditions could constrain our expansion, inhibit our further growth and otherwise have a material adverse effect on our business, results of operations, prospects and financial condition; and

●	Other risks and uncertainties identified in the “Risk Factors,” “Ace Green Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Information About Ace Green” sections of the final prospectus and definitive proxy statement filed by Athena Technology Acquisition Corp. II with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2026 (the “Proxy Statement/Prospectus”).

Except to the extent required by applicable law, Ace Green undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Overview

Ace Green is a battery recycling technology company developing modular LITHIUM FIRST® and GREENLEAD® technologies for the recycling of end-of-life lithium-ion (“LIB”) and lead-acid (“LAB”) batteries, respectively. Both proprietary, fully electrified core technologies use innovative hydrometallurgical processes to recover critical battery raw materials, including lithium, cobalt, nickel, graphite, and lead. These primary recycling phases are engineered to result in zero Scope-1 carbon emissions and eliminate the production of hazardous solid waste.

Ace Green was formed in 2021 when it acquired two companies that now constitute its operating subsidiaries: Verdeen Chemicals, Inc., a U.S. company specializing in advanced chemical-based (hydrometallurgical) recycling of used LABs, and Ace Recycling Pte Ltd. (“A-SG”), a Singaporean company focused on building a supply chain for recycling metal waste, including battery materials. This business combination brought together Verdeen’s technological expertise with A-SG’s supply chain development efforts, strengthening Ace Green’s ability to develop better recycling technologies and reach wider markets.

Ace Green currently operates three facilities in India (one LIB recycling facility, one warehousing and LIB discharging facility and one fabrication facility for battery recycling equipment) and has one operating licensee partner for lead battery recycling in Taiwan. Capitalizing upon the successes of our research and development, Ace Green is planning a large-scale deployment of its LAB technology, which will significantly increase Ace Green’s operational capacity. This is further supported by Ace Green’s acquisition of leases in India and its recent entry into a lease for the property on which it will develop and operate its planned Texas recycling facility.

Ace Green’s revenue is generated from sales of recycled materials (both purchased from resale and generated from its India recycling facility) through its battery materials supply chain management platform and, since fiscal 2024, licensing its LAB recycling technology. The supply chain management platform connects raw material suppliers, battery manufacturers, and recyclers, facilitating transactions and addressing sourcing and sales challenges. This platform also cultivates relationships with potential future customers for Ace Green’s recycling technologies.

We have licensed our LAB recycling technology to a major recycler in Taiwan. Our agreement with this licensee includes equipment sales, recurring royalties, and consumption-based sales of Ace Green’s proprietary chemical formulations. Licensing revenue requires expenditures for research and development, equipment fabrication, and proprietary chemical formulations. Ace Green intends to manage these costs to ensure profitable growth. We believe that Ace Green’s diversified revenue model positions it for success.

Recent Developments

As previously announced, Ace Green has entered into a Business Combination Agreement, dated as of December 4, 2024, by and among Athena Technology Acquisition Corp. II (“Athena”), Athena Technology Sponsor II, LLC, a Delaware limited liability company, Ace Green, and Project Atlas Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of Athena (“Merger Sub”), as amended pursuant to the First Amendment thereto dated as of March 19, 2026 and the Second Amendment thereto dated as of April 18, 2026 (the “Merger Agreement”). The Merger Agreement provides that Merger Sub will merge with and into Ace Green, the separate corporate existence of Merger Sub will cease and Ace Green will survive as a direct wholly-owned subsidiary of Athena (together with the other transactions described in the Merger Agreement, the “Business Combination”), and Athena will change its name to “Ace Green Recycling, Inc.” Therefore, we refer to Athena following the Business Combination as “New Ace Green” in this report. Pursuant to the Merger Agreement, all outstanding shares of common stock, par value $0.0001 per share, of Ace Green (“Ace Green Common Stock”) will be exchanged for shares of common stock, par value $0.0001 per share, of New Ace Green (“New Ace Green Common Stock”).

Also as previously reported, on April 21, 2026, Athena and Ace Green entered into a securities purchase agreement (the “Purchase Agreement”) with certain third-party investors (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to purchase (i) a total of 3,333,333 shares of New Ace Green’s 12.0% Series A Cumulative Convertible Preferred Stock, par value of $0.0001 per share, which are convertible into shares of New Ace Green Common Stock at an initial conversion price of $12.00 per share, subject to certain adjustments and limitations, and (ii) warrants to purchase 5,000,000 shares of New Ace Green Common Stock at an initial exercise price of $12.00 per share for an aggregate purchase price of $32,000,000 (the “PIPE Investment”). Pursuant to the Purchase Agreement, the PIPE Investors are also entitled to receive a pro rata portion of 1,000,000 shares of New Ace Green Common Stock issued as additional consideration for participating in the PIPE Investment.

We expect to consummate the Business Combination on or before October 31, 2026. There can be no assurance, however, that we will be able to consummate the Business Combination or to raise the capital that we need to continue our operations on satisfactory terms or at all. If capital is not available to Ace Green or New Ace Green when, and in the amounts, needed, Ace Green or New Ace Green could be required to liquidate its assets or cease or curtail operations, which could materially harm our business, financial condition and results of operations, or require Ace Green or New Ace Green to seek protection under applicable bankruptcy laws or similar state proceedings.

Key Operating Metrics; Key Components of Results of Operations

We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. We believe that the following metrics and measures, which are discussed in additional detail in the Results of Operations discussion, are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of similar companies.

Net Sales

While we expect revenue from licensing our technology (including sales of machinery and equipment associated with licensing our technology), which we refer to as “sale of services,” to constitute a larger share of our revenue going forward, currently we generate almost all of our revenues from what we refer to as “sale of products,” primarily the sale of battery materials recovered from the recycling process such as lithium carbonate, black mass, cobalt, lead, graphite, iron phosphate, copper and aluminum.

To date, net sales of products has represented revenues primarily from the sale of lead and zinc ingots and black mass, as well as lithium batteries, nickel, and aluminum and copper scrap through our supply chain management platform, minus any inter-company transactions. During fiscal year 2026 and the three months ended June 30, 2026, net sales of products represents revenues primarily from the sale of lead ingots and black mass, as we have determined to focus our supply chain business on products consistent with our LAB and LIB recycling business, that is, the materials derived from Ace Green’s recycling processes, and trade in products outside this area, including zinc ingots and aluminum, copper and stainless steel scrap, only opportunistically going forward and not as a core part of our business. Net sales of products also includes revenues from the sales of spent lead and lithium batteries that we purchase and resell to other recyclers and the sale of the constituent metals recovered from our battery recycling activities at our India plant although, as we have previously disclosed, such sales are currently minimal given that lithium ferro phosphate (“LFP”) battery recycling is still in its infancy and the low market prices for lithium, the primary metal recovered from the recycling of LFP batteries. We expect revenue from the sale of the constituent metals recovered from our battery recycling activities to constitute an increasing share of our sale of products revenue once our planned Texas facility begins operations, which we anticipate will be by December 31, 2027.

Cost of Sales

Cost of sales consists primarily of the costs directly related to the procurement of the constituent metals from the battery recycling process and the spent batteries that we purchase and resell, although they also include the costs directly related to our battery recycling operations, primarily the purchase of spent LFP batteries that we recycle at our India plant and the ingredients or raw materials needed to produce the chemicals used in the recycling process, which we account for as “cost of goods sold.” While shipping and handling costs for such purchases, packing materials, spare parts and ancillary equipment and outsourced processes are also included in cost of sales, the vast majority of cost of sales consists of costs of goods sold, which constituted 99.9% and 99.5%, respectively, of costs of sales during the three months ended June 30, 2026 and 2025. We expect, however, that cost of goods sold as a percentage of cost of sales will decrease significantly as sales of constituent materials from Ace Green’s own recycling operations begin once our Texas facility is operational, which we expect will be by December 31, 2027.

Operating Expenses

Operating expenses consist of expenses that are not directly related to delivering our product and service offerings and consist of selling, general and administrative expenses, primarily employee compensation and benefits, legal and professional expenses, audit fees, travel expenses, rent and certain pricing adjustments, as well as research and development expenses and depreciation and amortization.

Other Income (Expense)

Other income (expense) consists primarily of income or expenses not directly related to our regular business operations, including interest income and expense, change in the fair value of embedded derivatives, change in the fair value of Ace Green Simple Agreements for Future Equity (“SAFEs”), gain on extinguishment of convertible notes and SAFEs, gains or losses on future contracts on the London Metals Exchange via an authorized broker, and gains and losses due to fluctuations in currency exchange rates.

Changes in the fair value of derivatives and SAFEs are a component of other income and had a material impact on other income (expense) during the three months ended June 30, 2026 and June 30, 2025. Changes in the fair value of derivatives consists in changes in the fair value of the derivative associated with our convertible notes as well as changes in the fair value gain or loss on commodity derivatives that we use to hedge our exposure to lead, lithium, zinc and other commodities. Both our convertible notes and the SAFEs, when outstanding, were composed of a debt component as well as an embedded derivative, which gave the holder the right to convert the amount of the convertible notes and SAFEs into shares of Ace Green Common Stock. The value the embedded derivative in turn was composed of intrinsic value, that is, the difference between the underlying equity value and the strike price of the derivative, and time value, that is the potential value drive from the volatility of the underlying equity and the time left to maturity of the derivative. With respect to intrinsic value, if the Ace Green Common Stock into which the instruments may have been converted increased, the value of the instrument increased, resulting in an expense to Ace Green (and vice-versa). Similarly, with respect to time value, as the instruments approached maturity/conversion, their time value decreased, which resulted in a gain to Ace Green.

Pursuant to agreements as to terms that Ace Green negotiated with the SAFE holders during the quarter ended June 30, 2026, on June 30, 2026, all but one of the SAFEs converted into shares of Ace Green Common Stock. Ace Green and the one SAFE holder that did not convert its SAFE into shares of Ace Green Common Stock agreed to settle such holder’s SAFE through the issuance of a promissory note. Additionally, on June 30, 2026, the holders of the convertible notes exercised their conversion rights and received shares of Ace Green Common Stock upon cancellation of the notes.

As a result of these conversions, no SAFEs or convertible notes remained outstanding as of June 30, 2026.

Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

The following table summarizes Ace Green’s results of operations for the three-month periods ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$9,658	$4,830	$4,828	100.0
Cost of sales	9,443	4,801	4,642	96.7
Operating expenses	1,957	1,573	384	24.4
Loss from operations	1,742	1,544	198	12.8
Other income (expense)	3,982	(1,996)	5,978	NM
Income (loss) before income taxes	2,240	(3,540)	5,780	NM
Income tax expense	(19)	—	19	NM
Net income (loss)	$2,221	$(3,540)	$5,761	NM

NM = not meaningful

Net Sales

The following table sets forth the components of Ace Green’s net sales for each of the three-month periods ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Sale of products, net
Lead ingots	$5,956	$3,089	$2,867	92.8
Black mass	3,227	1,438	1,789	124.4
Lithium batteries	293	278	15	5.4
Lithium carbonate	—	23	(23)	(100.0)
Copper scrap	37	2	35	NM
Total	9,513	4,830	4,683	97.0
Sale of services, net	145	—	145	—
Net sales	$9,658	$4,830	$4,828	100.0

NM = not meaningful

Net sales during the three months ended June 30, 2026 and 2025 consisted of $9.5 million and $4.8 million, respectively, from sale of products and $145 thousand and $0, respectively, from sale of services. Sale of products, net, increased during the three months ended June 30, 2026 compared to the same period of the prior year almost entirely as a result of increased revenues from sales of lead ingots and black mass. The increase in revenues from the sale of black mass was primarily the result of Ace Green’s increased focus on its LIB supply chain and recycling business in India, leading to higher volumes in our supply chain business and production at our plant in India. The increase in revenues from sale of lead ingots was the result of a 121% increase in volume offset by a 13% decrease in prices.

Sale of services, net, during the three months ended June 30, 2026 consisted of $44 thousand from sales of machinery and equipment associated with licensing our technology and $101 thousand for non-recurring engineering services provided to a third party on a one-time basis.

Cost of Sales

The following table sets forth the components of our cost of sales for each of the three-month periods ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	2026	2025	$ Change	% Change
Cost of goods sold	$9,430	$4,777	$4,653	97.4
Freight and transportation inward	5	18	(13)	(72.2)
Subcontractor/testing/custom/handling charges	3	6	(3)	(50.0)
Packing material	1	—	1	—
Consumables	4	—	4	—
Total cost of sales	$9,443	$4,801	$4,642	96.7

Cost of sales increased $4.6 million, or 96.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Such increase was almost entirely the result of a $4.7 million, or 97.4%, increase in the cost of goods sold during the three months ended June 30, 2026, compared to the same period of the prior year. Cost of goods sold increased to $9.4 million during the three months ended June 30, 2026, from $4.8 million during the three months ended June 30, 2025, primarily as a result of increases in the costs of products we resold. The increase related to costs of products resold was almost entirely the result of increases in costs for black mass and lead ingots that we resold during the three months ended June 30, 2026, compared to the same period of the prior year, partially offset by decreases in the costs for zinc ingots and nickel. Quarter-over-quarter, costs related to the sale of black mass increased $1.8 million as a result of a 33% increase in volume and a 72% increase in the costs of black mass that we resold. Costs related to the sale of lead ingots increased $2.8 million due to a 121% increase in volume partially offset by a 13% decrease in the price, of lead ingots that we resold during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Operating Expenses

The following table sets forth the components of our operating expenses for each of the three-month periods ended June 30, 2026 and 2025 (dollars in thousands):

	Three months ended June 30,
	2026	2025	$ Change	% Change
Research and development expenses	$42	$99	$(57)	(57.6)%
Selling, general and administrative expenses	1,899	1,450	449	31.0%
Depreciation and amortization	16	24	(8)	(33.3)%
Total operating expenses	$1,957	$1,573	$384	24.4%

Total operating expenses increased $384 thousand, or 24.4%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to a $449 thousand, or 31.0%, increase in selling, general and administrative expenses, offset by decreases in research and development expenses and depreciation and amortization.

The increase in selling, general and administrative expenses quarter-over-quarter is mainly attributable to increases in legal and professional expenses, employee salaries and benefits, and pricing adjustments-LME.

Legal and professional expenses increased $190 thousand, or 57.8%, to $519 thousand during the three months ended June 30, 2026, from $329 thousand during the three months ended June 30, 2025, primarily as a result of increased legal expenses related to the preparation of the registration statement on form S-4 related to the Business Combination, of which the Proxy Statement/Prospectus was a part, and SEC-related matters.

Employee salaries and benefits increased $126 thousand, or 30.7%, to $537 thousand during the three months ended June 30, 2026 from $411 thousand during the three months ended June 30, 2025, primarily as a result of an increase in the number of employees during the 2026 period as we continue to hire the necessary team to develop our new Texas facility.

Pricing adjustments-LME increased to $112 thousand during the three months ended June 30, 2026 from $51 thousand during the three months ended June 30, 2025, or 119.6%, due to an increase in sales, which led to increased values of adjustments made between provisional and final pricing under contracts indexed to LME prices given more volatile commodity prices.

In addition, research and development expenses decreased 57.6% to $42 thousand during the three months ended June 30, 2026, compared to the same period of the prior year, primarily as a result of our not focusing on further development of our LIB recycling technology at this time due to cost containment measures.

Other Income (Expense)

Other income was $4.0 million during the three months ended June 30, 2026, compared to other expense of $2.0 million during the three months ended June 30, 2025. This change was almost entirely the result of a $2.4 million gain on the extinguishment of convertible notes and SAFEs (for which there was no corresponding gain during the same period of the prior year) as a result of their conversion to common stock and a promissory note as of June 30, 2026, a $2.5 million increase in the fair value of embedded derivatives associated with our convertible notes and the value of hedging instruments on commodities during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and a $1.1 million decrease in expense related to a smaller increase of $789 thousand in the fair value of SAFEs during the three months ended June 30, 2026 compared to $1.9 million increase during the three months ended June 30, 2025.

Financial Condition

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements of Ace Green appearing elsewhere in this report have been prepared on a going concern basis. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

During the three months ended June 30, 2026 and the year ended March 31, 2026, Ace Green issued several SAFEs for net proceeds of $1.4 million and $1.9 million, respectively. Between November 2024 and June 30, 2026, Ace Green issued SAFEs for an aggregate amount of $7.4 million.

As of June 30, 2026 and March 31, 2026, Ace Green had cash and cash equivalents of $1.4 million and $473 thousand, respectively. We had an accumulated deficit of $61.3 million through June 30, 2026 and expect to continue to incur losses in the foreseeable future as Ace Green continues to develop and commercialize its operations.

Upon the closing of the Business Combination, New Ace Green will receive aggregate proceeds of $32.0 million from the PIPE Investment. Besides paying expenses associated with the Business Combination and PIPE offering, which we estimate will be approximately $4.5 million, we expect New Ace Green to use the gross proceeds from the PIPE Investment primarily for capital expenditures related to the development of our Texas based facilities primarily for LAB recycling and for working capital and other general corporate purposes such as salaries and wages associated with the expansion of operations, legal expenses, intellectual property fees, research and developments costs, and investments in new projects.

We believe that Ace Green’s existing cash and cash equivalents balance, together with any cash generated from operations and cash received from the PIPE Investment, will be sufficient to meet Ace Green’s and, after closing of the Business Combination, New Ace Green’s, liquidity needs for at least the next 12 months.

Ace Green and, following the consummation of the Business Combination, New Ace Green’s, future capital requirements and long-term success will, however, depend on many factors including its ability to successfully raise additional capital, market its existing services, increase revenues and, ultimately, achieve profitable operations. In order to finance these opportunities, Ace Green and New Ace Green, as applicable, may need to raise additional financing. If such financing is needed, we intend to, or intend to have New Ace Green, raise such capital through issuances of additional equity and debt. If additional financing is required from outside sources, Ace Green or New Ace Green, as applicable, may not be able to raise it on terms acceptable to it or at all, and the issuance of equity could dilute its then-existing stockholders. If Ace Green or New Ace Green is unable to raise additional capital when desired, its business, results of operations, and financial condition could be materially and adversely affected.

In addition, one of our indirect subsidiaries has a working capital facility with HDFC Bank in India that provides for a borrowing capacity of 15 million Indian Rupees, or approximately $167 thousand based on exchange rates as of June 30, 2026, currently at an interest rate of 9.00% (reset every three months) and payable on demand. We had approximately $124 thousand and $155 thousand, respectively, outstanding under the working capital facility on June 30, 2026 and March 31, 2026.

Historically, we have funded our liquidity needs through issuances of SAFEs, convertible securities, working capital facilities and debt financing. Going forward, Ace Green and/or New Ace Green may decide to enhance its liquidity position or increase its cash reserves for future investments, acquisitions, or operations through additional financing activities, which may include further equity or debt financing. The issuance and sale of additional equity would result in further dilution to Ace Green or New Ace Green’s, as applicable, then-existing stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that may restrict Ace Green’s or New Ace Green’s future operations. There is no assurance, should such financing be required, that it would be available on acceptable terms or at all.

Ace Green’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of Ace Green’s audited financial statements appearing in the Proxy Statement/Prospectus.

Cash Flows

The following tables summarize our cash flows for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(578)	$486
Net cash used in investing activities	(19)	(212)
Net cash provided by financing activities	1,571	436
Net increase in cash, before effect of exchange rates	$974	$710
Effect of exchange rates on cash and cash equivalents	(10)	(12)
Net increase in cash and cash equivalents	$964	$698

Cash Flows from Operating Activities

Net cash used in operating activities was $578 thousand during the three months ended June 30, 2026, compared to net cash provided by operating activities of $486 thousand during the three months ended June 30, 2025. Net cash used in operating activities during the three months ended June 30, 2026 was primarily due to a $1.4 million increase in prepayments and other current assets, mainly related to advance payments made to vendors to our supply chain management business, and a net loss after adjusting for non-cash items, which included legal and professional expenses associated with the Business Combination. These were partially offset by a $1.0 million increase in deferred revenue and a $666 thousand decrease in accounts receivable. The primary reason for the cash provided from operating activities during the three months ended June 30, 2025, was a $1.4 million decrease in accounts receivable and $1.2 million increase in deferred revenue, offset by a $287 thousand decrease in accounts payable and a $272 thousand increase in prepayments and other current assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $19 thousand and $212 thousand, respectively, for the three months ended June 30, 2026 and 2025, in each case related primarily to purchases of engineering and design services for our LAB recycling facility in Texas as well as purchases of other property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2026 and June 30, 2025, was $1.6 million and $436 thousand, respectively, and in each case consisted primarily of proceeds of $1.4 million and $495 thousand, respectively, from issuances of SAFEs.

Critical Accounting Estimates

Ace Green’s unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP. In the preparation of its unaudited condensed consolidated interim financial statements, Ace Green is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Ace Green’s critical accounting policies are fundamental to understanding its results of operations and are more fully described in Note 2 (“Summary of Significant Accounting Policies”) to its unaudited condensed consolidated interim financial statements for the three months ended June 30, 2026 and 2025, appearing elsewhere in this Quarterly Report on Form 10-Q.

Ace Green defines its critical accounting policies in accordance with GAAP. GAAP requires Ace Green to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by Ace Green could result in material changes in Ace Green’s financial position or results of operations. Ace Green believes that its critical accounting policies governing valuation of derivative liability and the stock-based compensation are critical accounting policies. Ace Green’s management has reviewed and approved these critical accounting policies. Ace Green believes the critical accounting policies used in the preparation of its unaudited condensed consolidated interim financial statements that require significant estimates and judgments are as follows:

Valuation of derivative liability for convertible notes

Ace Green had issued convertible notes containing embedded derivatives. The derivative liability was a financial instrument that required transfer of equity instruments to the noteholders at the exercise of such upon exercise by the noteholders. The derivative liability was initially recorded as a liability at fair value.

The valuation of the derivative liability was determined with the assistance of an independent valuation expert using a Monte Carlo simulation. In this analysis, multiple scenarios were assessed for Ace Green’s equity value. The option payoff of simulated equity value minus the exercise value of the conversion option was considered as the holding value of the embedded derivative. The fair value was determined using Level 3 inputs.

The derivative liability was remeasured at each reporting and settlement date. Changes in fair value of the derivative liability for each reporting period are recognized in other income/(expense) in the consolidated statements of operations. A change in the assumptions related to the valuation of the derivative liability could have a significant impact on the value of the obligation.

On June 30, 2026, the holders of the convertible notes exercised their conversion rights and received shares of Ace Green Common Stock in exchange for the amount due on their notes. Following the conversion, no convertible notes remained outstanding.

Valuation of SAFEs

Ace Green had entered into several SAFEs with various investors since December 2023, which provided the investors the right to receive shares of Ace Green Common Stock upon the occurrence of specific future events, such as qualified equity financings or corporate transactions, based on either a pre-agreed valuation cap or other contractual terms. In certain cases, holders also had the option to receive cash proceeds, as defined in the respective agreements.

The SAFEs were classified as a liability. The fair value of the SAFEs liability was determined with the assistance of an independent valuation expert using a scenario-based valuation model. This model considers key possible scenarios, such as the probability of completing a qualified financing or other corporate transaction. Monte Carlo simulations are then applied to estimate equity value outcomes under each scenario. The fair value was determined using Level 3 inputs.

There are significant judgments and estimates inherent in the determination of the fair value of the SAFEs’ liability. If Ace Green had made different assumptions, the carrying value of the SAFEs’ liability, net income (loss) and net income (loss) per common share could have been significantly different.

The SAFEs’ liability was remeasured at each reporting period with changes in the fair value of the liability recorded as a component of other income (expense) in the consolidated statements of operations.

Pursuant to agreements as to terms that Ace Green negotiated with the SAFE holders during the quarter ended June 30, 2026, on June 30, 2026, all but one of the SAFEs were converted into shares of Ace Green Common Stock; Ace Green and the one SAFE holder that did not convert its SAFE into shares of Ace Green Common Stock agreed to settle such holder’s SAFE through the issuance of a promissory note. The SAFEs’ liability was remeasured at conversion and the resultant fair value was then reclassified to permanent equity. Following the conversion, no SAFEs remained outstanding.

Stock-based compensation

Ace Green measures the stock-based compensation expense for all awards with service-based vesting conditions at the grant date, based on the fair value of the award. Compensation expense for service-based awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Ace Green recognizes compensation cost for an employee award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Expense is adjusted for actual forfeitures of unvested awards as they occur.

Ace Green calculates the fair value of options to purchase shares using the Black-Scholes model. The Black-Scholes model requires the use of subjective and complex assumptions that determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying shares. The fair value of options granted is calculated using the Black-Scholes model with the assumptions outlined below.

●	Fair value of common stock: See the subsection titled “Determination of fair value of common stock” below.

●	Risk-free interest rate: The risk-free interest rate assumption is based on the market yield of U.S. Treasury securities with maturities similar to the expected term of the award being valued.

●	Expected volatility: The expected volatility assumption is based on the historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was selected based on companies with similar business and revenue models to ours.

●	Expected term: The expected term represents the period during which the options are expected to remain outstanding. As Ace Green does not have sufficient historical exercise data, it determines the expected term using the simplified method, which is the average of the contractual term of the option and its vesting period.

●	Expected dividend yield: The expected dividend yield assumption is based on the fact that Ace Green has never paid cash dividends and currently does not have intention to do so.

Determination of fair value of common stock

As a privately held company, there has been no public market for the Ace Green Common Stock to date. The estimated fair value of the Ace Green Common Stock has been determined by Ace Green’s board of directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of the Ace Green Common Stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and that may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The methodology employed to determine the fair value of the Ace Green Common Stock is based on the market approach. This methodology is used to estimate the enterprise value of the business under various market multiples of the public guideline companies, our business performance and other assumptions to derive the enterprise value of the business. The most significant factors considered in estimating the fair value of the Ace Green Common Stock included current business conditions and the market performance of comparable publicly traded companies.

Further, the fair value of the Ace Green Common Stock after entering into the Merger Agreement was primarily determined based on the subject company transaction method wherein the equity value for a privately held company is derived from a recent transaction in the company’s own securities. The price per share as per the terms agreed in the Merger Agreement represents the transaction value by independent parties.

These third-party valuations resulted in a valuation of the Ace Green Common Stock of $183.60 per share as of June 30, 2026 and $196.50 per share as of December 31, 2025.

Once a public trading market for the New Ace Green Common Stock has been established in connection with the completion of the Business Combination, it will not be necessary for the New Ace Green board of directors to estimate the fair value of the New Ace Green Common Stock in connection with New Ace Green’s accounting for stock options and other such awards that it may grant, as the fair value of the New Ace Green Common Stock will be determined based on the quoted market price thereof.

Valuation allowance on deferred tax assets

Ace Green records deferred tax assets and liabilities based on the net tax effects of tax credits, net operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. Ace Green regularly reviews its deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management believes, based on business forecast plans, that Ace Green will generate sufficient future profits to utilize the tax credits before their expiration. However, Ace Green’s long-term success depends on its ability to raise additional capital, successfully market its services, increase revenues, and ultimately achieve sustained profitability. While forecasts indicate potential for future profitability, the presence of these conditions casts significant doubt on Ace Green’s ability to fully utilize its tax credits. Under these circumstances, Ace Green concludes that there is insufficient evidence to support the realization of the income tax benefits related to these losses and other potential deferred tax assets.

Management believes the net deferred tax assets, based on above factors, warrant a full valuation allowance based on the weight of available negative evidence.

Valuation of long-lived assets

Long-lived assets, such as property, plant and equipment and intangible assets that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No indications of impairment were identified during either reporting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Notwithstanding the representations in the certifications filed as Exhibits 31.1 and 31.2 to this report, as Ace Green was not required to file reports under Section 13(a) or 15(d) of the Exchange Act as of June 30, 2026, it was not required to maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of such date and, therefore, Ace Green’s management was not required to, and did not, evaluate the effectiveness of Ace Green’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026.

In addition, pursuant to Rule 15d-15(a) under the Exchange Act, as Ace Green has not filed an annual report with the SEC for its prior fiscal year, it is not yet required to maintain internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and, similarly, its management is not yet required to perform the evaluation of any change in Ace Green’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that would otherwise have been required pursuant to Rule 15d-15(d) under the Exchange Act.

Nonetheless, Ace Green’s management identified material weaknesses in our internal control over financial reporting as of June 30, 2026. These material weaknesses primarily stem from a lack of controls designed and implemented across the following processes: revenue, inventory, accounts payable and accrued expenses, income taxes, complex financial instruments including fair value measurements, and presentation of the statements of cash flows. These material weaknesses also include a lack of information technology general controls in our accounting and general ledger software, including failures in controls related to logical and physical access and application and server changes. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management intends to implement multiple remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review procedures for the aforementioned processes. We plan to further improve this process by considering additional staff with the requisite experience and training to supplement existing accounting professionals. Additionally, we plan to review our existing accounting and general accounting software including evaluating possible alternatives. These remediation efforts will take additional time and resources to achieve and management cannot offer assurance that these efforts will be successful or result in the desired outcomes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ace Green is not involved in any disputes and does not have any litigation matters pending that it believes could have a material adverse effect on its financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of Ace Green’s executive officers or any of its subsidiaries, threatened against or affecting Ace Green, the Ace Green Common Stock, any of Ace Green’s subsidiaries or of Ace Green’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on Ace Green.

From time to time, however, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER REPURCHASES OF EQUITY SECURITIES.

On June 30, 2026, Ace Green issued an aggregate of 288,543 shares of Ace Green Common Stock and a promissory note in the amount of $410,261 pursuant to the conversion of outstanding convertible notes and SAFEs. The promissory note provides a 15% internal rate of return and for repayment in equal monthly installments beginning no earlier than 45 days after, and concluding no later than 18 months after, Ace Green’s completion of a business combination with a special purpose acquisition company.

The issuance of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on any share certificates issued in these transactions. All recipients had adequate access, through their relationships with Ace Green, to information about Ace Green. The sales of these securities were made without any general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1^	Business Combination Agreement, dated as of December 4, 2024, by and among Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC, Ace Green Recycling, Inc. and Project Atlas Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Athena’s Current Report on Form 8-K filed with the SEC on December 5, 2024).
2.2	First Amendment to Business Combination Agreement, dated as of March 19, 2026, by and between Athena Technology Acquisition Corp. II and Ace Green Recycling, Inc. (incorporated by reference to Exhibit 2.1 of Athena’s Current Report on Form 8-K filed with the SEC on March 25, 2026).
2.3	Second Amendment to Business Combination Agreement, dated as of April 18, 2026, by and between Athena Technology Acquisition Corp. II and Ace Green Recycling, Inc. (incorporated by reference to Exhibit 2.1 of Athena’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
2.4*	Business Combination Agreement Waiver by Athena Technology Acquisition Corp. II, Athena Technology Sponsor II, LLC and Ace Green Recycling, Inc.
3.1*	Certificate of Incorporation of Ace Green Recycling Inc.
3.2*	Certificate of Amendment to the Certificate of Incorporation of Ace Green Recycling Inc.
3.3*	Bylaws of Ace Green Recycling Inc.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

^        Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; the Company may, however, request confidential treatment of omitted items.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE GREEN RECYCLING INC.

By:	/s/ Nishchay Chadha
Nishchay Chadha
Chief Executive Officer (Principal Executive Officer)

September 28, 2026

By:	/s/ Jason McGlynn
Jason McGlynn
Chief Financial Officer (Principal Financial Officer)

September 28, 2026